Form 10-Q
period 2008-06-30
Mining Oil, Inc.
filed 2008-08-19
CIK 1432315

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-14323-15

MINING OIL, INC.

(Exact name of registrant as specified in its charter)

Texas	38-3760977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Fannin Street, Suite 270, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 527-9991

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 8, 2008, the latest practicable date, was 10,000,000.

Mining Oil, Inc.

(A Developmental Stage Company)

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2

Statements of Operations for the three and six month periods ended June 30, 2008 and for the period from inception (July 12, 2007) to June 30, 2008 (Unaudited)	3

Statements of Cash Flows for the six month period ended June 30, 2008 and for the period from inception (July 12, 2007) to June 30, 2008 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Items 1-6.	10

SIGNATURES	11

Mining Oil, Inc.

(A Developmental Stage Company)

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,246	$173,380
Accounts receivable	987	10,397
Note receivable	350,000	—
Accrued interest receivable	3,771	—

Total current assets	365,004	183,777

Property & equipment
Oil & natural gas properties (full cost method of accounting)	50,000	50,000
Accumulated depletion	(20,091)	(720)

Oil & natural gas properties, net	29,909	49,280

Office equipment	3,549	—
Accumulated depreciation	(325)	—

Office equipment, net	3,224	—

Property & equipment, net	33,133	49,280

Other assets	1,000	—

TOTAL ASSETS	$399,137	$233,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$171,531	$17,253
Accounts payable - related party	8,329	—
Note payable	418,000	—
Accrued interest payable	559	679

Total current liabilities	598,419	17,932

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit)
Common stock, no-par value; 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	300,100	300,100
Additional paid-in capital	45,000	30,000
Deficit accumulated during development stage	(544,382)	(114,975)

Total equity (deficit)	(199,282)	215,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$399,137	$233,057

See accompanying notes to the financial statements.

Mining Oil, Inc.

(A Developmental Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	For the Period from Inception (July 12, 2007) Through June 30, 2008
Oil revenues	$8,276	$42,679	$54,559
Cost and expenses
Production taxes	1,036	5,337	6,820
Depreciation, depletion and amortization	1,742	19,696	20,416
General and administrative expenses	334,641	448,614	573,266

Total cost and expenses	337,419	473,647	600,502

Loss from operations	(329,143)	(430,968)	(545,943)

Other income (expense)
Interest income	3,936	5,186	9,863
Interest expense	(2,375)	(3,625)	(8,302)

Total other income, net	1,561	1,561	1,561

Net loss	$(327,582)	$(429,407)	$(544,382)

Net loss per common share
Basic and diluted	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements.

Mining Oil, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2008	For the Period From Inception (July 12, 2007) Through June 30, 2008
Cash flows from operating activities
Net loss	$(429,407)	$(544,382)
Adjustments to reconcile net loss to net cash used in operating activities
Contribution of services	15,000	45,000
Depreciation, depletion and amortization	19,696	20,416
Changes in operating assets and liabilities
Accounts receivable	9,410	(987)
Accrued interest receivable	(3,771)	(3,771)
Accounts payable	154,278	171,531
Accounts party - related party	8,329	8,329
Accrued interest payable	(120)	559

Net cash used in operating activities	(226,585)	(303,305)

Cash flows from investing activities
Purchase of overriding royalty interest	—	(50,000)
Note receivable loans made	(400,000)	(400,000)
Notes receivable collections	50,000	50,000
Purchase of office equipment	(3,549)	(3,549)
Other assets	(1,000)	(1,000)

Net cash used in investing activities	(354,549)	(404,549)

Cash flows from financing activities
Proceeds from issuance of common stock	—	300,100
Proceeds from note payable	418,000	418,000
Proceeds from notes payable - related party	75,000	75,000
Principal payments of notes payable - related party	(75,000)	(75,000)

Net cash provided by financing activities	418,000	718,100

Increase (decrease) in cash and cash equivalents	(163,134)	10,246
Cash and cash equivalents at beginning of period	173,380	—

Cash and cash equivalents at end of period	$10,246	$10,246

Supplemental cash flow disclosures
Cash paid for interest	$3,745	$8,422

See accompanying notes to the financial statements.

Mining Oil, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1—Basis for Presentation

The accompanying unaudited interim financial statements of Mining Oil, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements as of December 31, 2007 and notes thereto contained in the Company’s registration statement filed with the Commission on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the Company’s audited financial statements as of and for the period from inception (July 12, 2007) through December 31, 2007 as reported in the Form 10 have been omitted.

Note 2—Significant Accounting Policies

Organization and nature of operations

Mining Oil, Inc. (the “Company”) was formed July 12, 2007 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s executive offices are located in Houston, Texas.

Development stage

The Company is in the development stage and its efforts have been focused primarily on raising capital and acquiring oil and natural gas properties to develop and produce and to acquire pipeline and other related assets.

Going concern

As presented in the financial statements, the Company was formed on July 12, 2007 and is a developmental stage company. The Company has incurred a net loss of $544,382 during the period from inception (July 12, 2007) through June 30, 2008 and losses are expected to continue in the near term. Management anticipates that significant additional capital expenditures will be necessary to develop and acquire the Company’s producing oil and natural gas properties before significant positive operating cash flows will be achieved.

The Company will require capital funding from sources other than operations to fund its activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will be required to raise additional capital in the near term through offerings of equity or debt securities to fund the Company’s operations. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms.

The Company plans to secure capital from prospective investors that, if successful, will be used to fund operations and serve to mitigate the factors that raise doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements are prepared as if the Company will continue as a going concern. The financial statements do not contain adjustments, including adjustments to recorded assets and liabilities, which might be necessary if the Company were unable to continue as a going concern.

Investment in unconsolidated entities

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used.

In April 2008, the Company assigned its winning bid rights for the purchase of certain oil and natural gas interests offered by Reichmann Petroleum Corporation (“Reichmann”) through a U.S. Bankruptcy Court supervised sale under section 363 of the Bankruptcy Code to MSB Energy, Inc. (“MSB”) in return for a 25% equity share in MSB. Upon closing of the purchase of the Reichmann assets, debt was obtained that funded 100% of the purchase. At the time of the assignment, MSB had no assets and received founder shares assumed to have no value. Accordingly, no amount was recorded as the value of the investment.

MSB has a net loss for the period from inception (April 16, 2008) through June 30, 2008. Since the Company is not responsible for funding the losses of MSB, the Company has not recorded the equity in loss in its financial statements for the three months and six months ended June 30, 2008.

Adoption of new accounting pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 had no impact on the financial statements of the Company.

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 “ (“SFAS No. 159”). The new standard permits an entity to make an irrevocable election to measure most financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Changes in fair value would be recorded in income. SFAS No. 159 establishes presentation and disclosure requirements intended to help financial statement users understand the effect of the entity’s election on earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permitted. The adoption of SFAS No. 159 had no impact on the financial statements of the Company.

Unimplemented accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008. The adoption of SFAS No. 141R will have a significant effect on our financial position, results of operations or cash flows assuming we execute a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We do not believe the adoption of SFAS No. 160 will have a significant effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a significant effect on our financial position, results of operations or cash flows.

Note 3—Related Party Transactions

As of June 30, 2008, the Company has accounts payable-related party in the amount of $8,329 to MSB Energy, Inc., a 25% minority owned subsidiary, for professional fees and other expenses paid by MSB Energy, Inc on behalf of the Company.

As of June 30, 2008, the Company has accounts payable to officers in the amount of $1,166 for expenses incurred during the normal course of business which is recorded within accounts payable.

For the three and six months ended June 30, 2008, interest income of $165 and $1,415, respectively, earned by the Company was paid to a stockholder, at which time it was recorded as interest expense.

For the three and six months ended June 30, 2008, certain stockholders of the Company contributed management and legal services estimated at $7,500 and $15,000, respectively.

For the three and six months ended June 30, 2008, certain stockholders loaned $75,000 to the Company, which was repaid by June 30, 2008.

Two officers of the Company are the Managers of Cenozoic Energy, LLC (“Cenozoic”), a privately held oil and gas exploration and production company. They resigned from Cenozoic effective April 30, 2008. All of the officers and the three outside directors of the Company are substantial shareholders in Cenozoic. The Company’s 2.3333% overriding royalty interest in the North Edna Field in Jefferson Davis Parish, Louisiana, which was purchased for $50,000 in December, 2007, was purchased from the current President of Cenozoic.

Note 4—Note Receivable

On January 9, 2008, the Company entered into an agreement with a Company (“third party seller”) to acquire a 65% working interest in oil and natural gas properties in two shallow water offshore Texas fields and the associated platforms, facilities and equipment. In addition, the Company will acquire a 65% interest in an approximately 100 mile gathering pipeline system which services the two fields. This transaction is expected to close before the end of 2008 pending the completion of certain due diligence by the Company.

On March 10, 2008, the Company loaned $50,000 to the third party seller in the form of a promissory note secured by certain oil and natural gas properties and pipeline assets. This promissory note bears interest at the rate of 10% per annum and matures on September 10, 2008. In April 2008, the Company assigned this note to a shareholder for consideration of $50,000.

In May 2008, the Company loaned $350,000 to this third party seller in the form of a promissory note secured by a second lien on certain oil and natural gas properties and pipeline assets. The note bears interest at the rate of 12% per annum and matures September 1, 2008.

Note 5—Note Payable

On May 22, 2008, the Company entered into an unsecured revolving line of credit (“Line of Credit”) with a bank that matures May 22, 2009. The Line of Credit provides for a revolving credit facility up to $500,000. The repayment of the loan is guaranteed by three officers of the Company. The interest rate on the loan will be the greater of 6% or the Wall Street Journal Prime Rate. The Company is subject to customary events of default under the terms of the Line of Credit.

As of June 30, 2008, the Company had $418,000 outstanding under the Line of Credit.

Note 6—Subsequent Events

In July 2008, the Company issued a $230,000 convertible note, which includes certain fees and interest, to a third party lender. The note bears interest at the rate of 15% per annum commencing October 16, 2008 and matures January 15, 2009.

In July 2008, the Company used $200,000 of the convertible note proceeds to loan an additional $200,000 to the third party seller in the form of a promissory note secured by a second lien on certain oil and natural gas properties and pipeline assets. The note bears interest at the rate of 12% per annum and matures September 1, 2008. The Company has agreed to extend the maturity to November 1, 2008 if the debtor requests the extension and is not otherwise in default.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements as of and for the period from inception (July 12, 2007) through December 31, 2007 included in our Form 10 and the unaudited financial statements included elsewhere herein.

Overview

Mining Oil, Inc. is a developmental stage oil and gas exploration and production company. The Company’s core business is to explore, develop, produce and acquire oil and natural gas properties primarily onshore in the state of Texas and Louisiana and offshore in the Gulf of Mexico.

Property and Equipment

The following is a description of the properties in which the Company is participating as of June 30, 2008:

North Edna Field—Jefferson Davis Parish, Louisiana

In December 2007, our Company acquired a 2.3333% overriding royalty interest in an 80-acre onshore proved developed producing property in the North Edna Field in Jefferson Davis Parish, Louisiana for $50,000. The property has estimated 8/8ths proven reserves of 50,427 barrels of oil (approximately 1,200 barrels of oil net to our interest). Since the effective date of the acquisition (December 1, 2007) through the end of June 30, 2008, the production on this property has generated approximately $54,559 in revenues for the Company, before production taxes.

Results of Operations

The following is a discussion of the results of our operations for the three and six month periods ended June 30, 2008.

Revenues. All of our revenues are from the sale of our oil production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues:
Oil sales	$8,276	$42,679

Production:
Oil and condensate (barrels)	71	417

Average Sales Price:
Oil, condensate and NGLs (per barrel)	$125.51	$112.75
Production taxes	$1,036	$5,337
Depreciation, depletion and amortization	$1,742	$19,696
General and administrative expenses	$334,641	$448,614
Interest expense	$2,375	$3,625
Interest income	$3,936	$5,186

Crude Oil Sales. We reported crude oil sales of $8,276 and $42,679, respectively, for the three and six months ended June 30, 2008 from our 2.3333% overriding royalty interest in one well which we acquired effective December 1, 2007 located on the North Edna Field in Jefferson Davis Parish, Louisiana. Our net crude oil production for the three and six months ended June 30, 2008 was 71 and 417 barrels, respectively, net to our interest, with an average sales price of $125.51 and $112.75 per barrel, respectively. Production during the three months ended June 30, 2008 declined substantially since the Company’s only well was shut-in for workover during the entire month of May and most of June. Production returned to normal levels in July.

Production Taxes. Production taxes for the three and six months ended June 30, 2008 was $1,036 and $5,337, respectively, and related entirely to production taxes on oil volumes sold. At this time, our interest in the one well we own is an overriding royalty interest which does not require us to pay direct operating expenses. Direct operating expense of the well are the responsibility of the working interest owners. When the Company acquires working interests in properties, it will be charged with operating expenses and costs in connection with the drilling and the operation of the leases. Production taxes and lease operating expenses are expected to increase as we acquire interests in additional producing properties or drill wells on leasehold acreage we may own.

Depreciation, Depletion and amortization. Depreciation, depletion and amortization for the three and six months ended June 30, 2008 was $1,742 and $19,696, respectively. Depletion expense for the three and six months ended June 30, 2008 was approximately $21.58 and $46.45 per barrel.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2008 totaled $334,641 and $448,614, respectively, and is comprised primarily of professional fees of $309,760 and $369,694, respectively. These costs were incurred as a result of our recent start-up and to promote our business strategy. These general overhead costs are expected to increase significantly as we continue to pursue other acquisition opportunities and as we increase our technical and administrative staff necessary to support our business strategy.

Interest Expense. Interest expense for the three and six months ended June 30, 2008 was $2,375 and $3,625, respectively. Under our agreement with a shareholder which expired on April 30, 2008, any interest income earned on our cash deposits held by a commercial bank is required to be remitted to the shareholder. In addition, interest expense related to the bank line of credit agreement entered into in May 2008 was $2,210 for the three and six months ended June 30, 2008.

Interest Income. Interest income for the three and six months ended June 30, 2008 earned from our cash deposits at a commercial bank was $165 and $1,415, respectively. In addition, interest income from a note receivable was $3,771 for the three and six months ended June 30, 2008.

Capital Resources and Liquidity

In March 2008, the Company loaned $50,000 to a company (“third party seller”) with which we have signed a memorandum of understanding to acquire a 65% working interest in offshore oil and natural gas properties. In April 2008, the Company assigned this note to a shareholder for consideration of $50,000. In May 2008, the Company received a $500,000 line of credit from a bank. In May 2008, the Company used a portion of the proceeds to loan $350,000 to a third party seller of certain oil and natural gas properties, pipelines facilities and equipment. In July 2008, the Company issued a $230,000 convertible note, which includes certain fees and interest, to a third party lender. The note will bear interest from October 16, 2008 and is due on January 15, 2009. In July 2008, the Company used $200,000 of the convertible note proceeds to loan an additional $200,000 to the third party seller. The notes for these loans to the third party seller bear interest at 12% per annum and are secured by a second lien on the assets of the debtor. These notes are due on September 1, 2008. The Company has agreed to extend the maturity to November 1, 2008 if the debtor requests the extension and is not otherwise in default.

Properties

On January 9, 2008, the Company entered into a memorandum of understanding with the third party seller to purchase a 65% interest oil and natural gas properties in two shallow water offshore Texas fields and the associated platforms, facilities, and equipment. In addition, the Company will acquire a 65% interest in an approximately 100 mile gathering pipeline system which services the two fields. The transaction is expected to close before the end of 2008 pending the completion of certain due diligence. There can be no assurance that the transaction will close.

At the end of March 2008, the Company made the high bid for the purchase of certain oil and natural gas interests offered by Reichmann Petroleum Corporation through a U.S. Bankruptcy Court supervised sale under Section 363 of the Bankruptcy Code. In April 2008, the Company assigned its winning bid rights to MSB Energy, Inc. which assumed responsibility for funding and closing the purchase. In return for the assignment, the Company received a 25% equity share in MSB Energy, Inc., which closed the purchase on June 5, 2008 with the final adjustments and post-closing actions still pending.

After the closing of the purchase of the Reichmann Petroleum Corporation assets by MSB Energy, Inc., the shareholders of the Company by unanimous consent resolved to assign all shares of MSB Energy, Inc. and rights held by the Company in MSB Energy, Inc. to a limited liability company in which the shareholders of the Company are members. The assignee will assume all liabilities, and it will indemnify the Company for all costs and claims arising from MSB Energy, Inc. The assignment and transfer of the rights is subject to the approval of the lender which funded the loan that enabled MSB Energy, Inc. to acquire the Reichmann Petroleum Corporation assets. There is no assurance that the consent of the lender will be obtained, in which event the assignment will not be completed.

FORWARD-LOOKING STATEMENTS

There are statements contained in this Quarterly Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read the Company’s Registration Statement on Form 10 carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in the Registration Statement and Quarterly Report on Form 10-Q are reasonable, they do not guarantee our future performance and actual results could differ from those on Form 10 contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in the Registration Statement on Form 10 and the Quarterly Report on Form 10-Q will in fact transpire. You are cautioned not to place undue reliance on the continuing accuracy on these forward-looking statements, which relate only to the referenced dates. We do not undertake any obligation to update or revise any forward-looking statements.

Item 4 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are not effective due to the lack of appropriate levels of segregation of duties and the lack of in house expertise in financial reporting.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

None.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10 for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number

3(i)*	Certificate of Formation of the Company.

3(ii)*	Bylaws of the Company.

4.1	Bank line of credit.

4.2	Convertible debt.

10.1*	Overriding Royalty Interest Agreement in Jefferson Davis Parish, Louisiana.

10.2*	Employment Agreement between the Company and Clayton Van Levy.

10.3*	Employment Agreement between the Company and Chris A. Stacy.

10.4*	Employment Agreement between the Company and George R. Koo.

31.1	CEO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed as Exhibits respectively with the Company’s Form 10 filed on April 15, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINING OIL, INC.

Date: August 14, 2008	By:	/s/ Clayton Van Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ George R. Koo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)