Form 10-Q
period 2008-09-30
Mining Oil, Inc.
filed 2008-11-18
CIK 1432315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(713) 658-0370
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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 7, 2008, the latest practicable date, was 13,472,947.

Mining Oil, Inc.
(A Developmental Stage Company)

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2
Statements of Operations for the three and nine month periods ended September 30, 2008, for the period from inception (July 12, 2007) to September 30, 2007 and for the period from inception (July 12, 2007) to September 30, 2008 (Unaudited)	3
Statements of Cash Flows for the nine month period ended September 30, 2008, for the period from inception (July 12, 2007) to September 30, 2007 and for the period from inception (July 12, 2007) to September 30, 2008 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 4. Controls and Procedures	9
PART II. OTHER INFORMATION
Items 1-6.	10
SIGNATURES	11

Mining Oil, Inc.
(A Developmental Stage Company)

Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,545	$173,380
Accounts receivable	—	10,397
Accounts receivable - related party	463,291	—
Notes receivable	590,000	—
Accrued interest receivable	19,867	—
Total current assets	1,081,703	183,777

Property & equipment
Oil & natural gas properties (full cost method of accounting)	50,000	50,000
Accumulated depletion	(20,091)	(720)
Oil & natural gas properties, net	29,909	49,280
Office equipment	3,549	—
Accumulated depreciation	(620)	—
Office equipment, net	2,929	—

Property & equipment, net	32,838	49,280

Investment in MSB Energy, Inc.	117,546	—
Other assets	1,000	—

TOTAL ASSETS	$1,233,087	$233,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$519,032	$17,253
Accounts payable - related party	124	—
Note payable	493,000	—
Convertible note payable, net of debt discount of $5,000	225,000	—
Accrued interest payable	677	679
Total current liabilities	1,237,833	17,932
Commitments and contingencies	—	—
Stockholders’ Equity (Deficit)
Common stock, no-par value; 100,000,000 shares authorized, 13,472,947 and 10,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	361,279	300,100
Additional paid-in capital	52,500	30,000
Deficit accumulated during development stage	(418,525)	(114,975)
Total stockholders’ equity (deficit)	(4,746)	215,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,233,087	$233,057

See accompanying notes to the financial statements.

Mining Oil, Inc.
(A Developmental Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2008	For the Period from Inception (July 12, 2007) Through September 30, 2007	Nine Months Ended September 30, 2008	For the Period from Inception (July 12, 2007) Through September 30, 2008
Oil revenues	$—	$—	$42,679	$54,559
Cost and expenses
Production taxes	—	—	5,337	6,820
Depreciation, depletion and amortization	295	—	19,991	20,711
General and administrative expenses, net	(24,498)	53,585	424,116	548,768
Total cost and expenses	(24,203)	53,585	449,444	576,299
Income (loss) from operations	24,203	(53,585)	(406,765)	(521,740)
Other income (expense)
Interest income	16,096	2,077	21,282	25,959
Equity in income of MSB Energy, Inc.	117,546	—	117,546	117,546
Interest expense	(6,988)	(2,077)	(10,613)	(15,290)
Amortization of debt discount	(25,000)	—	(25,000)	(25,000)
Total other income, net	101,654	—	103,215	103,215
Net income (loss)	$125,857	$(53,585)	$(303,550)	$(418,525)
Net income (loss) per common share
Basic and diluted	$0.01	$(0.01)	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	10,264,246	9,913,750	10,088,725	10,048,609

See accompanying notes to the financial statements.

Mining Oil, Inc.
(A Developmental Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	For the Period From Inception (July 12, 2007) Through September 30, 2007	For the Period From Inception (July 12, 2007) Through September 30, 2008
Cash flows from operating activities
Net loss	$(303,550)	$(53,585)	$(418,525)
Adjustments to reconcile net loss to net cash used in operating activities
Contribution of services	22,500	15,000	52,500
Common stock issued for services	8,000	—	8,000
Common stock issued for officer compensation	22,671	—	22,671
Common stock issued for board compensation	3,000	—	3,000
Common stock issued to shareholders	982	—	982
Depreciation, depletion and amortization	19,991	—	20,711
Amortization of debt discount	25,000	—	25,000
Equity in income of MSB Energy, Inc.	(117,546)	—	(117,546)
Changes in operating assets and liabilities
Accounts receivable	10,397	—	—
Accounts receivable - related party	(463,291)	—	(463,291)
Accrued interest receivable	(19,867)	—	(19,867)
Accounts payable	528,305	51	545,558
Accounts payable - related party	124	—	124
Accrued interest payable	(2)	2,077	677
Net cash used in operating activities	(263,286)	(36,457)	(340,006)
Cash flows from investing activities
Purchase of overriding royalty interest	—	—	(50,000)
Notes receivable loans made	(640,000)	—	(640,000)
Notes receivable collections	50,000	—	50,000
Purchase of office equipment	(3,549)	—	(3,549)
Other assets	(1,000)	—	(1,000)
Net cash used in investing activities	(594,549)	—	(644,549)

Cash flows from financing activities
Proceeds from issuance of common stock	—	300,100	300,100
Proceeds from note payable	493,000	—	493,000
Proceeds from convertible note payable	200,000	—	200,000
Proceeds from notes payable - related party	75,000	—	75,000
Principal payments of notes payable - related party	(75,000)	—	(75,000)
Net cash provided by financing activities	693,000	300,100	993,100

Increase (decrease) in cash and cash equivalents	(164,835)	263,643	8,545
Cash and cash equivalents at beginning of period	173,380	—	—
Cash and cash equivalents at end of period	$8,545	$263,643	$8,545
Supplemental cash flow disclosures
Cash paid for interest	$10,615	$—	$14,613
Non cash investing and financing activities
Original issue discount for convertible note payable	$30,000	$—	$30,000
Stock issued in exchange for accounts payable	$26,526	$—	$26,526

See accompanying notes to the financial statements.

Mining Oil, Inc.
(A Development Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1—Basis for Presentation

The accompanying unaudited interim financial statements of Mining Oil, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements as of December 31, 2007 and notes thereto contained in the Company’s registration statement filed with the Commission on Form 10. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the Company’s audited financial statements as of and for the period from inception (July 12, 2007) through December 31, 2007 as reported in the Form 10 have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Note 2—Significant Accounting Policies

Organization and nature of operations

Mining Oil, Inc. (the “Company”) was formed July 12, 2007 as a Texas corporation to acquire, develop, produce and exploit oil and natural gas properties. The Company’s executive offices are located in Houston, Texas.

Development stage

The Company is in the development stage and its efforts have been focused primarily on raising capital, acquiring oil and natural gas properties to develop and produce, and acquiring pipeline and other related assets.

Going concern

As presented in the financial statements, the Company was formed on July 12, 2007 and is a developmental stage company. The Company has incurred a net loss of ($418,525) during the period from inception (July 12, 2007) through September 30, 2008 and losses are expected to continue in the near term. Management anticipates that significant additional capital expenditures will be necessary to acquire and develop the Company’s producing oil and natural gas properties before significant positive operating cash flows will be achieved.

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

Investment in unconsolidated entities

For investments in which the Company has an ownership interest of 20% to 50% of the voting shares and has a significant influence over the entity, the equity method of accounting is used.

In April 2008, the Company assigned to MSB Energy, Inc. (“MSB”) its winning bid rights for the purchase of certain oil and natural gas interests of Reichmann Petroleum Corporation (“Reichmann”) awarded to the Company through a U.S. Bankruptcy Court supervised sale under section 363 of the Bankruptcy Code to MSB Energy, Inc. (“MSB”) in return for a 25% equity share in MSB and a contractual right to a partition and ownership of an undivided 33.3% interest in all MSB properties upon the occurrence of certain contingencies, which have subsequently occurred. Upon closing of the purchase of the Reichmann assets in June 2008, debt was obtained that funded 100% of the purchase. Since MSB had no assets at the time of the assignment, the Company received founder shares assumed to have no value. Accordingly, no amount was recorded as the value of the investment.

In September 2008, the Company and the other equity holders of MSB initiated the partition of the assets and liabilities of MSB with the Company to receive 33.3% of the assets and to assume 33.3% of the liabilities. This partition is expected to close by December 2008, at which time the assets and liabilities will be recorded on the books and records of the Company.

The Company adjusts the carrying value of its investment in MSB for its pro rata share of income (loss) less cash distributions received.

The Company recorded equity in income of MSB for the three and nine months ended September 30, 2008, which represents the Company’s 25% interest in MSB, of $117,546.

Adoption of new accounting pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements,” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 had no impact on the financial statements of the Company.

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to make an irrevocable election to measure most financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Changes in fair value would be recorded in income. SFAS No. 159 establishes presentation and disclosure requirements intended to help financial statement users understand the effect of the entity’s election on earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company adopted SFAS No. 159 effective January 1, 2008. The Company elected not to present any financial instruments or other items at fair value that were not required to be at fair value prior to the adoption of SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We do not believe the adoption of SFAS No. 160 will have a significant effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a significant effect on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking positions of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will have change in current practice, and we do not believe that SFAS No. 162 will have an impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participation securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior earnings per share data presented should be adjusted retrospectively and early application is not permitted. We do not believe that FSP No. EITF 03-6-1 will have a material impact on our financial position, results of operation or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP SFAS No. 157-3”). This FSP expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. The FSP became effective upon issuance. We do not believe that FSP SFAS No. 157-3 will have a material impact on our financial portion, results of operations or cash flows.

Note 3—Related Party Transactions

As of September 30, 2008, the Company has accounts receivable-related party in the amount of $463,291 from MSB, a 25% minority owned subsidiary, for professional fees and other expenses incurred by the Company on behalf of MSB.

As of September 30, 2008, the Company has accounts payable-related party in the amount of $124 to Cenozoic Energy, LLC (“Cenozoic”) for expenses incurred by Cenozoic on behalf of the Company.

As of September 30, 2008, the Company has accounts payable to officers in the amount of $7,171 for expenses incurred during the normal course of business which is recorded within accounts payable.

For the three and nine months ended September 30, 2008, interest income of none and $1,415, respectively, earned by the Company was paid to a stockholder according to agreement, at which time it was recorded as interest expense.

For the nine months ended September 30, 2008, certain stockholders of the Company contributed management and legal services estimated at $7,500 and $22,500, respectively.

For the nine months ended September 30, 2008, certain stockholders loaned $75,000 to the Company, which was repaid by June 30, 2008.

Two officers of the Company were the managers of Cenozoic, a privately held oil and gas exploration and production company, until they resigned from Cenozoic effective April 30, 2008. Three of the officers and the three outside directors of the Company are substantial shareholders in Cenozoic. The Company’s 2.3333% overriding royalty interest in the North Edna Field in Jefferson Davis Parish, Louisiana, which was purchased for $50,000 in December, 2007, was purchased from the current President of Cenozoic.

Note 4—Notes Receivable

On January 9, 2008, the Company entered into an agreement with a company (“third party seller”) to acquire a 65% working interest in oil and natural gas properties in two shallow water offshore Texas fields and the associated platforms, facilities and equipment. In addition, the Company will acquire a 65% interest in an approximately 100 mile gathering pipeline system which services the two fields. In September 2008, the Company entered into a letter of intent which modified prior agreements and provided for the acquisition of 100% of the equity interests of the principal owner of the entities which own these assets for an undisclosed sum of cash and restricted common stock of the Company. These entities will be become wholly-owned subsidiaries of the Company. The transactions are expected to close in the fourth quarter of 2008 after completion of the financial statement audits of the entities being acquired.

In March 2008, the Company loaned $50,000 to the third party seller and received a promissory note secured by certain oil and natural gas properties and pipeline assets. In April 2008, the Company assigned this note to a shareholder for consideration of $50,000.

In May 2008, the Company loaned $350,000 to this third party seller and received a promissory note secured by a second lien on certain oil and natural gas properties and pipeline assets. The note bears interest at the rate of 12% per annum and was scheduled to mature September 1, 2008.

In July 2008, the Company renewed and extended the $350,000 note and used $200,000 of the convertible note proceeds to loan an additional $200,000 to the third party seller in the form of a new $550,000 promissory note secured by a second lien on certain oil and natural gas properties and pipeline assets and the personal guarantee of the third party seller, which is secured by the pledge of all of his equity shares in the entities being acquired. The note bears interest at the rate of 12% per annum and matures November 1, 2008. The Company extended the maturity of the note to December 15, 2008.

In August 2008, the Company loaned an additional $40,000 to the third party seller in the form of a promissory note with similar terms as the $550,000 note. The Company extended the maturity of the note to December 15, 2008.

Note 5—Notes Payable

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

As of September 30, 2008, the Company had $493,000 outstanding under the Line of Credit.

In July 2008, the Company issued a $230,000 convertible note, for which the Company received $200,000 in proceeds, to a third party lender. This $230,000 note is secured by the collateral pledge of the $550,000 note receivable referred to above in Note 4, bears interest at the rate of 15% per annum commencing October 16, 2008, is convertible at any time into common stock of the Company at $7.00 per share and matures January 15, 2009.

The Company recognized a debt discount of $30,000, which is being amortized using the straight line method over the life of the note. The Company recorded amortization of debt discount of $25,000 during the three and nine months ended September 30, 2008.

Note 6—Stockholders' Equity

In September 2008, the Company authorized the issuance of 800,000 shares to two individuals for services in the aggregate amount of $8,000.

In September 2008, the Company authorized the issuance of 300,000 shares of common stock to three directors for services in the aggregate amount of $3,000.

In September 2008, the Company authorized the issuance of 7,579 shares of common stock to one creditor for an accounts payable balance of $26,526.

In September 2008, the Company authorized the issuance of 2,267,125 shares of common stock to an individual who subsequently became an officer of the Company for services in the aggregate amount of $22,671.

In September 2008, the Company authorized the issuance of 98,243 shares of common stock to a shareholder for providing services in the aggregate amount of $982.

Note 7—Commitments and Contingencies

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a material adverse effect on the operations or financial position of the Company.

The operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, tax increases, environmental regulation and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

In September 2008, the Company entered into a participation agreement to acquire certain working interests held by Jurasin Oil & Gas, Inc. (“Jurasin”) of Houston, Texas, and its affiliate, Rampant Lion Energy, LLC, in two prospects. These two prospects include one located in south Louisiana and another located in the offshore shallow waters of Mustang Island in Texas. This agreement provides that the parties enter into a long-term Area of Mutual Interest (AMI) for the next 10 years. As such, Jurasin will offer the Company the right of first refusal to acquire any interest that Jurasin has in future prospects which Jurasin develops or acquires. As consideration for entering into this agreement, the Company shall issue a conditional warrant to purchase 300,000 shares of common stock of the Company with an exercise price of $0.01 per share to Jurasin. In addition, if the Company acquires a working interest from Jurasin, the Company has agreed to pay a commission to a director of up to 157,000 shares of common stock and a 1% overriding royalty interest in production obtained by the Company from the reserves acquired through this agreement.

In connection with the proposed acquisition from a third party seller, the Company has agreed to pay a commission to a director in cash and common stock equivalent to a 2% overriding royalty interest in production obtained by the Company from the reserves acquired through this agreement.

In September 2008, the Company entered into an exclusive agreement through December 2008 with Global Hunter Securities, LLC to act as its representative in obtaining capital.

Note 8—Subsequent Events

In October 2008, the Company filed the “Restated Certificate of Formation with New Amendments” amending the Certificate of Formation. The Amended and Restated Certificate of Formation was approved by the unanimous consent of the shareholders. The Board of Directors also ratified the Amended and Restated Bylaws. The amendments and restatement were adopted to streamline and improve the governance of the Company and to facilitate compliance with certain requirements of the federal securities laws.

The Amended and Restated Certificate of Formation increased the authorized shares by adding 10,000,000 shares of Preferred Stock with no par value. The designation of power, rights and preferences for the Preferred Stock and the issuance of a class or series shall be set by resolution of the Board of Directors.

In October 2008, the shareholders adopted the 2008 Equity Incentive Plan. The Plan effective date was set on July 31, 2008. The Plan has 1,500,000 shares of the Company’s common stock available for granting awards in the form of options to purchase common stock, stock appreciation rights, restricted stock and restricted stock units, and performance awards that can be settled in shares of common stock or cash, divided equivalents and other stock-based awards under the Plan. The Plan is expected to be administered by the Compensation Committee of the Board of Directors, and in the absence of a committee the whole Board of Directors will act as the committee. The Plan was established to provide incentives to employees, outside directors and consultants to contribute to the growth and profitability of the Company.

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

Property and Equipment

The following is a description of the properties in which the Company is participating as of September 30, 2008:

North Edna Field—Jefferson Davis Parish, Louisiana

In December 2007, our Company acquired a 2.3333% overriding royalty interest in an 80-acre onshore proved developed producing property in the North Edna Field in Jefferson Davis Parish, Louisiana for $50,000. The property has estimated 8/8ths proven reserves of 50,427 barrels of oil (approximately 1,200 barrels of oil net to our interest). Since the effective date of the acquisition (December 1, 2007) through the end of September 30, 2008, the production on this property has generated $54,559 in revenues for the Company, before production taxes.

Results of Operations

The following is a discussion of the results of our operations for the three and nine month periods ended September 30, 2008.

Revenues. All of our revenues are from the sale of our oil production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008
Revenues:
Oil sales	$—	$—	$42,679
Production:
Oil and condensate (barrels)	—	—	417
Average Sales Price:
Oil, condensate and NGLs (per barrel)	$—	$—	$112.75
Production taxes	$—	$—	$5,337
Depreciation, depletion and amortization	$295	$—	$19,991
General and administrative expenses, net	$(24,498)	$53,585	$424,116
Interest expense	$6,988	$2,077	$10,613
Amortization of debt discount	$25,000	$—	$25,000
Interest income	$16,096	$2,077	$21,282
Equity in income of MSB Energy, Inc.	$117,546	$—	$117,546

Crude Oil Sales. We reported crude oil sales of none and $42,679, respectively, for the three and nine months ended September 30, 2008 from our 2.3333% overriding royalty interest in one well which we acquired effective December 1, 2007 located on the North Edna Field in Jefferson Davis Parish, Louisiana. Our net crude oil production for the three and nine months ended September 30, 2008 was none and 417 barrels, respectively, net to our interest, with an average sales price of none and $112.75 per barrel, respectively. There was no production during the three months ended September 30, 2008 because the Company’s only well was shut-in for workover during the entire period due to sand control issues. The Company expects the operator of the well to install the appropriate equipment and re-commence production. Since we own an overriding royalty interest, we are not responsible for any capital costs and operating expenses.

Production Taxes. Production taxes for the three and nine months ended September 30, 2008 was none and $5,337, respectively, and related entirely to production taxes on oil volumes sold. At this time, our interest in the one well we own is an overriding royalty interest which does not require us to pay direct operating expenses. Direct operating expense of the well are the responsibility of the working interest owners. When the Company acquires working interests in properties, it will be charged with operating expenses and costs in connection with the drilling and the operation of the leases. Production taxes and lease operating expenses are expected to increase as we acquire interests in additional producing properties or drill wells on leasehold acreage we may own.

Depreciation, Depletion and amortization. Depreciation, depletion and amortization for the three and nine months ended September 30, 2008 was $295 and $19,991, respectively. Depletion expense for the three and nine months ended September 30, 2008 was approximately none and $46.45 per barrel.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2008 totaled $(24,498) and $424,116, respectively, and is comprised primarily of professional fees of $313,638 and $683,332, which has been offset by a reimbursement of expenses from MSB Energy, Inc. of $442,587, respectively. General and administrative expenses for the period ended September 30, 2007 since inception (July 12, 2007) totaled $53,585. These costs were incurred as a result of our recent start-up and to promote our business strategy. These general overhead costs are expected to increase significantly as we continue to pursue other acquisition opportunities and as we increase our technical and administrative staff necessary to support our business strategy.

Interest Expense. Interest expense for the three and nine months ended September 30, 2008 was $6,988 and $10,613, respectively. Interest expense for the period ended September 30, 2007 since inception (July 12, 2007) totaled $2,077. Under our agreement with a shareholder which expired on April 30, 2008, any interest income earned on our cash deposits held by a commercial bank is required to be remitted to the shareholder. In addition, interest expense related to the bank line of credit agreement entered into in May 2008 was $6,988 and $9,198, respectively, for the three and nine months ended September 30, 2008.

Interest Income. Interest income for the three and nine months ended September 30, 2008 earned from our cash deposits at a commercial bank was none and $1,415, respectively. Interest income for the period ended September 30, 2007 since inception (July 12, 2007) totaled $2,077. In addition, interest income from notes receivable was $16,096 and $19,867, respectively, for the three and nine months ended September 30, 2008.

Equity in Income of MSB Energy, Inc. Equity in income of MSB Energy, Inc. for the three and nine months ended September 30, 2008, which represents the Company’s 25% interest in MSB Energy, Inc., was $117,546.

Capital Resources and Liquidity

Overview of Cash Flow Activities.  Cash flows used in operating activities were $263,286 and $36,457 for the nine months ended September 30, 2008 and 2007, respectively.  The increase was primarily due to the 2007 period only being two and one half months.

Cash flows used in investing activities were $594,549 and none for the nine months ended September 30, 2008 and 2007, respectively, and related primarily to loans of $590,000 to a third party seller.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $693,000 and related primarily to net proceeds of $200,000 from the issuance of a convertible note and $493,000 in borrowings under the bank line of credit.  Net cash provided by financing activities for the nine months ended September 30, 2007 was related to the proceeds of $300,100 from the issuance of common stock in August 2007.

Liquidity/Cash Flow Outlook.  We expect to continue to raise capital through the issuance of equity securities, debt securities, and by securing loans from financial institutions. We believe that the properties that we expect to acquire should be able to generate sufficient operating cash flows to support the Company’s general operating and administrative expenses. There can be no assurance that these properties will be able to do so. As such, we will continue to raise capital through the issuance of equity securities and bank debt financing to fund our acquisitions and exploration, development and production efforts.

We may not be able to obtain financing needed in the future on terms that would be acceptable to us.  If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas acquisition program.  The recent worldwide financial and credit crisis has adversely affected the ability of many companies, including us, to access the debt and equity markets.  This decreased ability to obtain financing could materially adversely affect our ability to continue our previously expected business plan.

In May 2008, the Company received a $500,000 line of credit from a bank. Advances on the line of credit bears interest at the prime rate published in the Wall Street Journal daily, but not less than 6% per annum. The note for the line of credit matures in May 2009. The Company has drawn $493,000 against the line of credit as of September 30, 2008.

In July 2008, the Company borrowed $200,000 from a third party lender. It issued a note with a principal of $230,000 to the third party lender. The note will accrue interest at the rate of 15% per annum from October 16, 2008 until maturity on January 15, 2009. The principal and interest is convertible into the Company’s common stock.

The Company has retained Global Hunter Securities LLC, an investment banking firm, to act as the Company’s financial advisor and placement agent for the issuance of up to $45 million of senior debt of the Company. The Company will use the proceeds primarily for drilling of recompletions and other low risk drilling opportunities on properties that has acquired or will acquire.

In May 2008, the Company loaned $350,000 to a third party seller with whom it has an agreement to purchase its assets. The Company receives a note of the entities which will be acquired, and it received a second lien on substantially all of the oil and natural gas properties and the pipelines and platforms of the borrowers. In July 2008, the Company loaned and additional $200,000 to the third party seller, and the entities which would be acquired issued a new note with a principal amount of $550,000. The interest will accrue at 12% per annum and the maturity of the note has been extended to December 15, 2008. In August 2008, the Company loaned an additional $40,000 to the third party seller, and the note issued is also secured by a second lien on all of the assets of the borrower.

Properties

In January 2008, the Company entered into a memorandum of understanding with the third party seller to purchase a 65% interest in oil and natural gas properties in two shallow water offshore Texas fields and the associated platforms, facilities, and equipment. In addition, the Company will acquire a 65% interest in an approximately 100 mile gathering pipeline system which services the two fields. In September 2008, the Company entered into a letter of intent which modified prior agreements and provided for the acquisition of 100% of the equity interests of the principal owner of the entities which own these assets for an undisclosed sum of cash and restricted common stock of the Company. These entities will become wholly-owned subsidiaries of the Company. The transactions are expected to close in the fourth quarter of 2008 after completion of the financial statement audits of the entities being acquired. Upon closing of the purchase, the Company will enter into an employment agreement with the principal owner of the entities being acquired, which will provide for an annual salary along with customary benefits and other incentive programs.

At the end of March 2008, the Company made the high bid for the purchase of certain oil and natural gas interests offered by Reichmann Petroleum Corporation through a U.S. Bankruptcy Court supervised sale under Section 363 of the Bankruptcy Code. In April 2008, the Company assigned its winning bid rights to MSB Energy, Inc. which assumed responsibility for funding and closing the purchase, which occurred on June 5, 2008. In return for the assignment, the Company received a 25% equity share in MSB Energy, Inc., and a contractual right to a partition and ownership of an undivided 33.3% interest in all MSB properties upon the occurrence of certain contingencies, which have subsequently occurred. In September 2008, the Company and other equity holders of MSB initiated the partition of the assets and liabilities of MSB with the Company to receive 33.3% of the assets and to assume 33.3% of the liabilities. This partition is expected to close by December 2008.

In September 2008, the Company entered into a participation agreement to acquire certain working interests held by Jurasin Oil & Gas, Inc. (“Jurasin”) of Houston, Texas, and its affiliate, Rampant Lion Energy, LLC, in two prospects. These two prospects include one located in south Louisiana and another located in the offshore shallow waters of Mustang Island in Texas. This agreement provides that the parties enter into a long-term Area of Mutual Interest (AMI) for the next 10 years. As such, Jurasin will offer the Company the right of first refusal to acquire any interest that Jurasin has in future prospects which Jurasin develops or acquires.

The agreement provides for the Company to fund the capital expenditures for drilling and development of these prospects. It also provides for the recovery of all costs incurred by the Company before any distributions or payouts. Furthermore, this agreement will provide Jurasin with the right to receive a certain interest after the payout on these projects.

The Company has estimated that the budget will be approximately $23 million to pay for capital expenditures such as drilling, land acquisition costs, seismic studies, geological services, and certain overhead costs for the two prospects. Reserve consultants, Netherland, Sewell & Associated (NSA), have been retained to evaluate both the proved and probable reserves identified by Jurasin.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2008, we made several changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. All invoices are now reviewed by three officers, and the payment of all invoices requires the approval of no less than three officers. The Company engaged an accounting consultant to assist in the review of the financial information and related business activities in addition to assist in the preparation of the Form 10-Q with appropriate levels of review by management. Additionally, a formal audit committee charter was filed and an audit committee was formed to provide oversight and control over the financial reporting process and disclosures to ensure they are sufficient to be in compliance with the appropriate SEC and GAAP reporting requirements.

Other than the changes referred to above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or is likely to materially affect, our internal control over financial reporting.

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

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have a material impact on our liquidity and our financial condition, and we may ultimately face major challenges if conditions in the financial markets do not improve. Our ability to access the capital markets or borrow money may be restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operation and capital expenditures in the future. Additionally, the current economic situation could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operation and cash flows. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity, results of operation and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, the Company authorized the issuance of 800,000 shares to two individuals for services in the aggregate amount of $8,000.

In September 2008, the Company authorized the issuance of 300,000 shares of common stock to three directors for services in the aggregate amount of $3,000.

In September 2008, the Company authorized the issuance of 7,579 shares of common stock to one creditor for an accounts payable balance of $26,526.

In September 2008, the Company authorized the issuance of 2,267,125 shares of common stock to an individual who subsequently became an officer of the Company for services of $22,671.

In September 2008, the Company authorized the issuance of 98,243 shares of common stock to a shareholder for providing services in the aggregate amount of $982.

The transactions by which the Company issued the shares with registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933. Each of the persons receiving the shares is an “accredited investor” as defined under Regulation D promulgated under the Securities Act. The transactions did not involve in a public offering, and there were no sales commissions paid in connection with the transactions.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

In August 2008, the shareholders by unanimous consent approved the filing of the Amended and Restated Certificate of Formation which authorized the creation of a new class of preferred stock for the capital of the Company. The shareholders also approved the adoption of the Mining Oil, Inc. 2008 Equity Incentive Plan. The Company filed a Preliminary Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, and distributed the same to the shareholders of record describing action and the terms of the amendments and the Equity Incentive Plan.

The shareholders also unanimously voted to rescind the shareholder action which approved the spin off of the shares and interest in MSB to a new limited liability company in which the shareholders were to be members. The assignment had not taken place and the action maintained the status quo with the Company holding all of the rights in MSB.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number
3(i)*	Certificate of Formation of the Company.
3(i)***	Restated Certificate of Formation
3(ii)*	Bylaws of the Company.
3(ii)****	Amended and Restated Bylaws
4.1**	Bank line of credit.
4.2**	Convertible debt.
10.1*	Overriding Royalty Interest Agreement in Jefferson Davis Parish, Louisiana.
10.2*	Employment Agreement between the Company and Clayton Van Levy.
10.3*	Employment Agreement between the Company and Chris A. Stacy.
10.4*	Employment Agreement between the Company and George R. Koo.
14***	Code of Ethics and Business Conduct
31.1	CEO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1***	Audit Committee Charter
99.2***	Compensation Committee Charter
99.3***	2008 Equity Incentive Plan

*	Filed as Exhibits respectively with the Company’s Form 10 filed on April 15, 2008, and incorporated herein by reference.

**	Filed as Exhibits respectively with the Company’s Form 10Q filed on August 19, 2008 and incorporated herein by reference.

***	Filed as Exhibits respectively with the Company’s Form 8K filed on October 29, 2008 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINING OIL, INC.

Date: November 17, 2008	By:	/s/ Clayton Van Levy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2008	By:	/s/ George R. Koo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)